Form 10-Q
period 1994-03-31
POLARIS INDUSTRIES PARTNERS L P
filed 1994-05-06
CIK 816951

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                 _____________

                                   FORM 10-Q
(Mark One)
 __
| X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
 --
     EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1994
                               -------------------------------------

                                       OR
 __
|  | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
 --
     EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________

Commission File Number                     1-9653
                       ----------------------------------------------

                 Polaris Industries Partners L.P.
- - ---------------------------------------------------------------------
       (Exact name of registrant as specified in its charter)

        Delaware                                11-2871657
- - ---------------------------------------------------------------------
   (State or other jurisdiction               (IRS Employer
 of incorporation or organization)          Identification No.)

1225 Highway 169 North, Minneapolis, MN            55441
- - ---------------------------------------------------------------------
  (Address of principal executive offices)      (Zip Code)

                          (612) 542-0500
- - ---------------------------------------------------------------------
        (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.


               Yes   X                        No
                   -----                          -----

                        POLARIS INDUSTRIES PARTNERS L.P.

                               Table of Contents
                               -----------------


Part I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

     Balance Sheets                                    Pg. 3
     Statements of Operations                          Pg. 4
     Statements of Cash Flows                          Pg. 5
     Statement of Changes in Partners' Capital         Pg. 6
     Notes to Financial Statements                     Pg. 7

   Item 2 - Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations

     Results of Operations                             Pg. 10
     Cash Distributions                                Pg. 11
     Liquidity and Capital Resources                   Pg. 11


Part II.  OTHER INFORMATION                            Pg. 12

     Item 1 - Legal Proceedings
     Item 2 - Changes in Securities
     Item 3 - Defaults upon Senior Securities
     Item 4 - Submission of Matters to a Vote of Security Holders
     Item 5 - Other Information
     Item 6 - Exhibits and Reports on Form 8-K


SIGNATURE PAGE                                         Pg. 13

POLARIS INDUSTRIES PARTNERS L.P.

Part I.  FINANCIAL INFORMATION
- - ------------------------------

         Item 1 - Financial Statements
         -----------------------------

                       POLARIS INDUSTRIES PARTNERS L.P.
                                BALANCE SHEETS
                                (IN THOUSANDS)

                                                   3/31/94   12/31/93
                                                  --------  ---------
                                                   (Unaudited)
     ASSETS:
  Cash and Cash Equivalents                       $  7,042  $  33,798
  Trade Receivables                                 20,769     21,340
  Inventories                                       73,253     52,057
  Prepaid Expenses and Other                         2,129      2,553
                                                  --------  ---------

     Total Current Assets                          103,193    109,748
                                                  --------  ---------

  Property and Equipment, net of Accumulated
   Depreciation of $31,904 and $27,486              40,787     39,731
                                                  --------  ---------

  Cost in Excess of Net Assets of Business
   Acquired, net of Amortization of
   $5,158 and $4,968                                25,520     25,710
  Dealer Network, net of Amortization
   of $41,380 and $39,811                            2,620      4,189
  Other Intangible Assets, net of
   Amortization of $2,339 and $2,311                 1,142      1,170
                                                  --------  ---------

     Total Intangible Assets                        29,282     31,069
                                                  --------  ---------

    TOTAL ASSETS                                  $173,262  $ 180,548
                                                  ========  =========

     LIABILITIES AND PARTNERS' CAPITAL:
  Note Payable to Bank                            $      0  $       0
  Accounts Payable                                  42,448     36,122
  Distributions Payable                             12,735     11,851
  Accrued Expenses                                  38,031     50,082
                                                  --------  ---------

     Total Current Liabilities                      93,214     98,055
                                                  --------  ---------

  Partners' Capital:
   General Partner                                  (8,264)    (7,397)
   Limited Partners
     BACs                                           83,889     81,069
   First Rights:
     Assigned Capital Value                          4,423      8,821
     Deferred Compensation                               0          0
                                                  --------  ---------

     Total Partners' Capital                        80,048     82,493
                                                  --------  ---------

    TOTAL LIABILITIES AND CAPITAL                 $173,262  $ 180,548
                                                  ========  =========

                       SEE NOTES TO FINANCIAL STATEMENTS

                       POLARIS INDUSTRIES PARTNERS L.P.
                           STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   UNAUDITED


                                          1ST QTR   1ST QTR
                                           ENDED     ENDED
                                          3/31/94   3/31/93
                                          --------  --------

Sales                                     $145,471  $107,115
Cost of Sales                              114,211    81,367
                                          --------  --------

   GROSS PROFIT                             31,260    25,748

 Operating Expenses                         21,422    18,305
                                          --------  --------

   OPERATING INCOME                          9,838     7,443

 Non Operating Expense, net                  1,272     1,305
                                          --------  --------

   NET INCOME                             $  8,566  $  6,138
                                          ========  ========


 Allocation of Net Income to:
   General Partner                        $  1,782  $  1,277
   Limited Partners                          6,784     4,861

 Net Income per Unit Data:
   Net Income per Unit                    $   0.42  $   0.30
   Weighted Average Number of BAC's
     and BAC equivalents                    16,307    16,126

 Cash Distributions Declared per Unit     $   0.63  $  0.625


                       SEE NOTES TO FINANCIAL STATEMENTS

                        POLARIS INDUSTRIES PARTNERS L.P.
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   UNAUDITED

                                                              1ST QTR   1ST QTR
                                                               ENDED     ENDED
                                                              3/31/94   3/31/93
                                                             --------  --------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
 Net income                                                  $  8,566  $  6,138
 Adjustments to reconcile net income to
   cash flow from operating activities:
    Depreciation                                                4,418     3,544
    Amortization                                                1,787     1,794
    First Rights Compensation                                   1,786     1,373
                                                             --------  --------
                                                               16,557    12,849
    Changes in current operating items -
     Trade Receivables                                            571     1,474
     Inventories                                              (21,196)   (6,014)
     Accounts payable                                           6,326     9,778
     Others, net                                              (11,689)   (7,755)
                                                             --------  --------

          Cash flow from (used in) operating activities        (9,431)   10,332
                                                             --------  --------

CASH FLOWS FROM (USED FOR) INVESTING ACTIVITIES:
  Purchase of property and equipment                           (5,474)   (4,080)
                                                             --------  --------

          Cash flow from (used for) investing activities       (5,474)   (4,080)

CASH FLOWS FROM (USED FOR) FINANCING ACTIVITIES:
  Note payable to bank                                              0         0
  Cash distributions to partners                              (11,851)  (11,127)
                                                             --------  --------

          Cash flow from (used for) financing activities      (11,851)  (11,127)

          Increase (Decrease) in cash and cash equivalents    (26,756)   (4,875)
                                                             --------  --------

Cash and cash equivalents, beginning                           33,798    19,094
                                                             --------  --------

Cash and cash equivalents, ending                            $  7,042  $ 14,219
                                                             ========  ========

                       SEE NOTES TO FINANCIAL STATEMENTS

                        POLARIS INDUSTRIES PARTNERS L.P.
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FROM JANUARY 1, 1994 TO MARCH 31, 1994
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                   UNAUDITED


                                                      LIMITED PARTNERS' INTEREST
                                   ----------------------------------------------------------------

                                                             FIRST RIGHTS        TOTAL
                                    GENERAL              --------------------   LIMITED
                                   PARTNERS'              ASSIGNED   DEFERRED  PARTNERS'
                                    INTEREST     BACs    CAP VALUE    COMP.     INTEREST    TOTAL
                                   ----------  --------  ----------  --------  ----------  --------

Balance, December 31, 1993           ($7,397) $ 81,069     $ 8,821         $0   $ 89,890  $ 82,493

First Rights conversion
 to BACs                                   -     6,122      (6,184)         -        (62)      (62)

First Rights grants and
 amortization                              -         -       1,786          -      1,786     1,786

Net income for the period              1,782     6,784           -          -      6,784     8,566

Cash distributions declared
 at $0.63 per unit                    (2,649)  (10,086)          -          -    (10,086)  (12,735)
                                                         ---------   --------

Balance, March 31, 1994              ($8,264) $ 83,889     $ 4,423         $0   $ 88,312  $ 80,048
                                               -------   ---------   --------             --------

Less General Partners' negative
 account balance                                                                  (8,264)

Amount available to the Limited
 Partners' interests                                                            $ 80,048
                                                                                ========



                       SEE NOTES TO FINANCIAL STATEMENTS

                       POLARIS INDUSTRIES PARTNERS L.P.

                         NOTES TO FINANCIAL STATEMENTS


   NOTE 1. Basis of Presentation
           ---------------------

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and, therefore, do not include all information and disclosures of results of operations, financial position and changes in cash flow in conformity with generally accepted accounting principles for complete financial statements. In the opinion of management, such statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented.


   NOTE 2. Cash Distributions and Allocation of Profits and Losses
           -------------------------------------------------------

           Cash distributions from operations:

           Cash distributions from operations are determined at the discretion of EIP Associates L.P., a Delaware limited partnership (the "General Partner"), and are effectively to be allocated first 98.01 percent to the limited partners and 1.99 percent to the General Partner to the extent required for limited partners to receive a cumulative 15 percent return on their original $10 per unit investment, as adjusted for the split. Thereafter, all distributions are allocated 79.2 percent to the limited partners and 20.8 percent to the General Partner.

           Allocation of profits and losses:

           Polaris Industries Partners L.P., a Delaware limited partnership (the "Partnership"), allocates income to the General and limited partners in proportion to the cash distributions to them. Since the General Partner has received a 20.8% share of the cash distributions for each period presented, 20.8% of the income has been allocated to the General Partner in each period. Management anticipates the limited partners will continue to be allocated a 79.2% share of net income for the remainder of 1994 because the General Partner will continue to receive a 20.8% share of the planned distributions in 1994.

           Net income per unit:

           Net income per unit (which differs from taxable income) is calculated based on the weighted average number of BACs and BAC equivalents outstanding during each period. All periods presented have been retroactively adjusted for a two-for-one BAC split which took place in 1993. Effective with the cash distribution declared on February 27, 1992, 850,000 Second

Polaris Industries Partners L.P.
Notes to Financial Statements
Page 2 of 3


   NOTE 2. Cash Distributions and Allocation of Profits and Losses
           -------------------------------------------------------
           (cont'd)

           Rights became BAC equivalents. BAC equivalents represent the number of BACs issuable upon conversion of the First and Second Rights. All 850,000 Second Rights were converted to an equivalent number of BACs on January 6, 1994.

   NOTE 3. Inventories
           -----------

           The major components of inventories are as follows (in thousands):

                           March 31, 1994     December 31, 1993
                         -------------------  -----------------

       Raw Materials                 $21,222            $21,571
       Service Parts                  22,409             23,379
       Finished Goods                 29,622              7,107
                                     -------            -------
                                     $73,253            $52,057
                                     =======            =======

  NOTE 4.  Financing Agreement
           -------------------

           Effective March 31, 1994, Polaris Industries L.P., a Delaware limited partnership (the "Operating Partnership"), entered into an unsecured bank line of credit arrangement to meet seasonal short-term financing needs with a maximum available of $40,000,000. Interest is charged at the prime interest rate, C.D.-based or LIBOR-based rates, and the agreement expires March 31, 1995. The Operating Partnership holds substantially all net assets of the Partnership and has agreed to certain limitations on distributions to Partners.

   NOTE 5. Distribution Payable
           --------------------

           On March 1, 1994, the General Partner declared a regular quarterly distribution of $.63 per BAC to holders of record on March 15, 1994 and payable on or about May 16, 1994. This distribution will total approximately $12,735,000.

   NOTE 6. Commitments and Contingencies
           -----------------------------

           The Partnership has elected not to insure for product liability losses. The costs resulting from any losses are charged to operating expenses when it is probable a loss has been incurred and the amount of the loss is determinable.

           The Partnership is a defendant in lawsuits and subject to claims arising in the normal course of business. While it is not feasible to predict or determine the outcome of any of these cases, it is the opinion of management that their outcomes will not have a material adverse effect on the financial position or operations of the Partnership.

Polaris Industries Partners L.P.
Notes to Financial Statements
Page 3 of 3


   NOTE 6. Commitments and Contingencies
           -----------------------------
           (cont'd)

           In 1990, the Canadian income tax authorities proposed certain adjustments, principally relating to the original purchase price allocation to the Partnership's Canadian subsidiary and transfer pricing matters, for additional income taxes payable by the Canadian subsidiary for 1987 and 1988. The resolution of these proposed adjustments may also affect the Partnership's Canadian income tax expense for years subsequent to 1988. The Partnership was recently informed of Revenue Canada's intent to initiate audits of the tax years 1989 through 1992. Management intends to vigorously contest a substantial amount of the proposed adjustments, and the ultimate liability, if any, cannot be reasonably estimated. Management does not believe that the outcome of this matter will have a materially adverse impact on the financial position or operations of the Partnership.

   NOTE 8. Litigation
           ----------

           EIP Capital Corporation (the Managing General Partner), its president and two of its directors are among the defendants in a lawsuit filed by a minority shareholder of the Managing General Partner which seeks the replacement of these two directors and monetary damages of unspecified amounts from the defendants. The lawsuit charges that these two directors appropriated control and money, and that certain of the defendants breached their fiduciary duties to the plaintiff in connection with the original limited partnership offering. The Managing General Partner believes the allegations are without merit and intends to vigorously contest them. Claims in the litigation involve only rights among holders in interest in the Managing General Partner. No claims have been asserted in respect of the Class A Limited Partnership Interests or the BACs. Accordingly, management believes the litigation will not have any effect on the operations of the Operating Partnership or distributions to BAC holders.

POLARIS INDUSTRIES PARTNERS L.P.

                                    Item 2
                                    ------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion pertains to the results of operations and financial position of Polaris Industries Partners L.P., a Delaware limited partnership (the "Company" or the "Partnership"), for the quarters ended March 31, 1994 and 1993. Due to the seasonality of the snowmobile, all terrain vehicle (ATV) and personal watercraft (PWC) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

     Results of Operations
     ---------------------

     Historically, production and shipments during the first quarter of each year have been devoted almost exclusively to ATVs. Late in the first quarter of 1992, the Company commenced production and shipment of its first PWC product. In 1993 and 1994, the Company has produced and shipped both ATVs and PWC throughout the entire first quarter. The Company's success in PWC sales growth continued in the first quarter of 1994 as evidenced by a 104% increase in PWC unit sales volume over the prior year first quarter. PWC sales totalled $57.7 million for the first quarter of 1994, a 109% increase over the $27.6 million recorded for the first quarter of 1993.

     This growth in the PWC business is the principal cause for the $38.4 million increase in sales for the first quarter of 1994 to $145.5 million. This represents a 36% increase in sales over the $107.1 million recorded in the first quarter of 1993. The gross margin percentage decreased in the first quarter of 1994 to 21.5% from 24.0% in the prior year first quarter. This decrease is primarily due to changes in product mix and foreign exchange rates. Operating expenses increased $3.1 million during the quarter as a result of the sales volume increase, but as a percentage of sales, decreased to 14.7% in 1994 compared to 17.1% in 1993. Non-operating expense of $1.3 million recorded in the first quarter of 1994 is consistent with that of the prior year.

     Management currently anticipates that total year 1994 unit production and sales for each of snowmobiles, ATVs and PWC will increase over 1993 levels. Management currently believes that its operating results for the full year 1994 will be better than those of 1993, although there can be no assurance in this regard. However, certain quarter-to-quarter comparisons may not be comparable because of anticipated differences in the product mix and shipment dates.

POLARIS INDUSTRIES PARTNERS L.P.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)



Cash Distributions
- - ------------------

On March 1, 1994 EIP Associates L.P., a Delaware limited partnership (the "General Partner"), declared a regular quarterly distribution to BAC holders of $.63 per unit totalling $12.7 million. At March 31, 1994 the cumulative cash distributions declared continue to exceed a 15% return on the original $10 per unit investment as adjusted for the split. As provided for in the Partnership Agreement, cash distributions have been, and will continue to be, allocated 79.2% to limited partners and 20.8% to the General Partner as long as such distributions cumulatively exceed a 15% return on a quarterly basis.

Liquidity and Capital Resources
- - -------------------------------

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. At March 31, 1994 the Operating Partnership had no short-term debt and had utilized its bank line to the extent of letters of credit outstanding of $8.5 million related to purchase obligations for raw materials. Effective March 31, 1994, the Operating Partnership entered into a $40 million unsecured bank line of credit arrangement with interest charged at the prime interest rate, C.D.-based or LIBOR-based rates, expiring March 31, 1995. The Operating Partnership has agreed to certain limitations on distributions from the Operating Partnership to the Partnership in certain circumstances.

Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity will be sufficient to fund operations, regular quarterly distributions and capital requirements for 1994. At this time, management is not aware of any factors that would have a materially adverse impact on cash flows beyond 1994.

POLARIS INDUSTRIES PARTNERS L.P.


PART II.  OTHER INFORMATION
- - ---------------------------

        Item 1 - Legal Proceedings
        --------------------------
            None.

        Item 2 - Changes in Securities
        ------------------------------
            None.

        Item 3 - Defaults upon Senior Securities
        ----------------------------------------
            None.

        Item 4 - Submission of Matters to a Vote of Security Holders
        ------------------------------------------------------------
            None.

        Item 5 - Other Information
        --------------------------
            None.

        Item 6 - Exhibits and Reports on Form 8-K
        -----------------------------------------

            (a)   Exhibits
                  --------

                  Exhibit No. 11 - Computation of Net Income Per Unit

            (b)   Reports on Form 8-K
                  -------------------
                  None.

POLARIS INDUSTRIES PARTNERS L.P.



                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          POLARIS INDUSTRIES PARTNERS L.P.
                                              (Registrant)


                                          By EIP ASSOCIATES L.P.,
                                             General Partner


                                          By EIP CAPITAL CORPORATION,
                                             General Partner


     Date:  May   , 1994                  By:   /s/Victor K. Atkins, Jr.
                                               -------------------------
                                               Victor K. Atkins, Jr.,
                                               President (Chief Executive
                                                Officer), Secretary,
                                                Treasurer (Principal
                                                Financial Officer and
                                                Chief Accounting Officer)