Form 10-Q
period 1994-06-30
POLARIS INDUSTRIES PARTNERS L P
filed 1994-08-09
CIK 816951

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549
                                 _____________

                                   FORM 10-Q
(Mark One)
 --
| X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
 --
     ACT OF 1934

For the quarterly period ended      June  30, 1994
                               --------------------------------------

                                       OR
 --
|  | TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
 --  EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------
Commission File Number    1-9653
                      ------------------

                       Polaris Industries Partners L.P.
        --------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                   11-2871657
    --------------------------------                ------------------
      (State or other jurisdiction                    (IRS Employer
    of incorporation or organization)               Identification No.)

   1225 Highway 169 North, Minneapolis, MN                 55441
- ---------------------------------------------       -------------------
  (Address of principal executive offices)               (Zip Code)

                                (612) 542-0500
- -----------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                        POLARIS INDUSTRIES PARTNERS L.P.


                               Table of Contents
                               -----------------


Part I.  FINANCIAL INFORMATION


 Item 1 - Financial Statements

  Balance Sheets                                     Pg. 3
  Statements of Operations                           Pg. 4
  Statements of Cash Flow                            Pg. 5
  Statement of Changes in Partners' Capital          Pg. 6
  Notes to Financial Statements                      Pg. 7

 Item 2 - Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations

  Results of Operations                              Pg. 11
  Cash Distributions                                 Pg. 12
  Liquidity and Capital Resources                    Pg. 12



Part II.  OTHER INFORMATION                          Pg. 13

  Item 1 - Legal Proceedings
  Item 2 - Changes in Securities
  Item 3 - Defaults upon Senior Securities
  Item 4 - Submission of Matters to a Vote of Security Holders
  Item 5 - Other Information
  Item 6 - Exhibits and Reports on Form 8-K


SIGNATURE PAGE                                       Pg. 14



                        POLARIS INDUSTRIES PARTNERS L.P.

Part I.  FINANCIAL INFORMATION
- ------------------------------

         Item 1 - Financial Statements
         -----------------------------

                        POLARIS INDUSTRIES PARTNERS L.P.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                              (UNAUDITED)
                                                 6/30/94   12/31/93
                                                --------  ---------
      ASSETS:
Cash and Cash Equivalents                       $ 23,595  $  33,798
Trade Receivables                                 22,104     21,340
Inventories                                       79,083     52,057
Prepaid Expenses and Other                         2,234      2,553
                                                --------  ---------

    Total Current Assets                         127,016    109,748
                                                --------  ---------

Property and Equipment, net of Accumulated
 Depreciation of $36,491 and $27,486              44,357     39,731
                                                --------  ---------

Cost in Excess of Net Assets of Business
 Acquired, net of Amortization of
 $5,345 and $4,968                                25,333     25,710
Dealer Network, net of Amortization
 of $42,947 and $39,811                            1,053      4,189
Other Intangible Assets, net of
 Amortization of $2,367 and $2,311                 1,114      1,170
                                                --------  ---------

    Total Intangible Assets                       27,500     31,069
                                                --------  ---------

      TOTAL ASSETS                              $198,873  $ 180,548
                                                --------  ---------

      LIABILITIES AND PARTNERS' CAPITAL:
Note Payable to Bank                            $      0  $       0
Accounts Payable                                  56,972     36,122
Distributions Payable                             12,736     11,851
Accrued Expenses                                  49,523     50,082
                                                --------  ---------

    Total Current Liabilities                    119,231     98,055
                                                --------  ---------

Partners' Capital:
  General Partner                                 (8,721)    (7,397)
  Limited Partners:
    BACs                                          82,152     81,069
  First Rights:
    Assigned Capital Value                         6,211      8,821
    Deferred Compensation                              0          0
                                                --------  ---------

    Total Partners' Capital                       79,642     82,493
                                                --------  ---------

      TOTAL LIABILITIES AND CAPITAL             $198,873  $ 180,548
                                                --------  ---------

                       SEE NOTES TO FINANCIAL STATEMENTS

                        POLARIS INDUSTRIES PARTNERS L.P.
                            STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                   UNAUDITED

                                        2ND QTR   YEAR TO   2ND QTR   YEAR TO
                                         ENDED      DATE     ENDED      DATE
                                         6/30/94   6/30/94   6/30/93   6/30/93
                                        --------  --------  --------  --------

Sales                                   $180,884  $326,355  $111,235  $218,350
Cost of Sales                            143,890   258,101    82,846   164,213
                                        --------  --------  --------  --------

  GROSS PROFIT                            36,994    68,254    28,389    54,137

Operating Expenses                        25,358    46,780    20,496    38,801
                                        --------  --------  --------  --------

  OPERATING INCOME                        11,636    21,474     7,893    15,336

Non operating Expense, net                 1,094     2,366     1,351     2,656
                                        --------  --------  --------  --------

  NET INCOME                            $ 10,542  $ 19,108  $  6,542  $ 12,680
                                        ========  ========  ========  ========

Allocation of Net Income to:
  General Partner                          2,192     3,974     1,361     2,637
  Limited Partners                      $  8,350  $ 15,134  $  5,181  $ 10,043
                                        ========  ========  ========  ========

  Net Income per Unit Data:
  Net Income per Unit                   $   0.51  $   0.93  $   0.32  $   0.62
  Weighted Average Number of BACs
    and BAC equivalents                   16,307    16,307    16,126    16,126

Cash Distributions Declared per Unit    $   0.63  $   1.26  $  0.625  $  1.250



                       SEE NOTES TO FINANCIAL STATEMENTS

                        POLARIS INDUSTRIES PARTNERS L.P.
                            STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)
                                   UNAUDITED

                                                                           YEAR TO   YEAR TO
                                                                             DATE      DATE
                                                                           6/30/94   6/30/93
                                                                          --------  --------
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:
  Net income                                                              $ 19,108  $ 12,680
  Adjustments to reconcile net income to cash flow
   from operating activities:
                         Depreciation                                        9,053     6,364
                         Amortization                                        3,569     3,588
                         First Rights Compensation                           3,572     3,170
                                                                          --------  --------
                                                                            35,302    25,802
 Changes in current operating items -
                         Trade Receivables                                    (764)    5,331
                         Inventories                                       (27,026)  (22,535)
                         Accounts payable                                   20,850    16,256
                         Others, net                                          (299)   (2,516)
                                                                          --------  --------

                         Cash flow from (used in) operating activities      28,063    22,338
                                                                          --------  --------

CASH FLOW FROM (USED FOR) INVESTING ACTIVITIES:
 Purchase of property and equipment                                        (13,679)   (9,248)
 Others                                                                          0         0
                                                                          --------  --------

                         Cash flow from (used for) investing activities    (13,679)   (9,248)

CASH FLOW FROM (USED FOR) FINANCING ACTIVITIES:
 Note payable to bank                                                            0         0
 Cash distributions to partners                                            (24,587)  (22,884)
                                                                          --------  --------

                         Cash flow from (used for) financing activities    (24,587)  (22,884)

      Increase (Decrease) in cash and cash equivalents                     (10,203)   (9,794)
                                                                          --------  --------

Cash and cash equivalents, beginning                                        33,798    19,094
                                                                          --------  --------

Cash and cash equivalents, ending                                         $ 23,595  $  9,300
                                                                          ========  ========

                       SEE NOTES TO FINANCIAL STATEMENTS

                        POLARIS INDUSTRIES PARTNERS L.P.
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                     FROM JANUARY 1, 1994 TO JUNE 30, 1994
                        (IN THOUSANDS, EXCEPT UNIT DATA)
                                   UNAUDITED



                                                       LIMITED PARTNERS' INTEREST
                                   ------------------------------------------------------------------
                                                              FIRST RIGHTS        TOTAL
                                                          --------------------
                                    GENERAL                                      LIMITED
                                   PARTNERS'               ASSIGNED   DEFERRED  PARTNERS'
                                    INTEREST     BACs     CAP VALUE    COMP.     INTEREST     TOTAL
                                   ----------  ---------  ----------  --------  ----------  ---------

Balance, December 31, 1993           ($7,397)  $ 81,069     $ 8,821         $0   $ 89,890   $ 82,493

First Rights conversion
 to BACs                                   -      6,122      (6,182)         -        (60)       (60)

First Rights grants and
 amortization                              -          -       3,572          0      3,572      3,572

Net income for the period              3,974     15,134           -          -     15,134     19,108

Cash distributions declared
 at $1.26 per unit                    (5,298)   (20,173)          0          0    (20,173)   (25,471)
                                   ---------   --------   ---------   --------   --------   --------

Balance, June 30, 1994               ($8,721)  $ 82,152     $ 6,211         $0   $ 88,363   $ 79,642
                                   =========   ========   =========   ========              ========

Less General Partners' negative
 account balance
                                                                                   (8,721)
                                                                                 --------
Amount available to the Limited
 Partners' interests                                                             $ 79,642
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

NOTE 2. Cash Distributions and Allocation of Profits and Losses
        -------------------------------------------------------

       Cash Distributions:

       Cash distributions from operations are determined at the discretion of EIP Associates L.P., a Delaware limited partnership (the "General Partner"), and are effectively to be allocated first 98.01 percent to the limited partners and 1.99 percent to the General Partner to the extent required for limited partners to receive a cumulative 15 percent return on their original split-adjusted $10 per unit investment. Thereafter, all distributions are allocated 79.2 percent to the limited partners and
       20.8 percent to the General Partner.

       Allocation of profits and losses:

       Polaris Industries Partners L.P., a Delaware limited partnership (the "Partnership"), allocates income to the General and limited partners in proportion to the cash distributions to them. Since the General Partner has received a 20.8 percent share of the cash distributions for each period presented, 20.8 percent of the income has been allocated to the General Partner in each period. Management anticipates the limited partners will continue to be allocated a 79.2 percent share of net income for the remainder of 1994 because the General Partner will continue to receive a 20.8 percent share of the planned distributions in 1994.

                        Polaris Industries Partners L.P.
Notes to Financial Statements
Page 2 of 4


NOTE 2. Cash Distributions and Allocation of Profits and Losses
        -------------------------------------------------------
       (cont'd)

       Net income per unit:

       Net income per unit (which differs from taxable income) is calculated based on the weighted average number of BACs and BAC equivalents outstanding during each period. All periods presented have been retroactively adjusted for a two-for-one BAC split which took place in 1993. Effective with the cash distribution declared on February 27, 1992, 850,000 Second Rights became BAC equivalents. BAC equivalents represent the number of BACs issuable upon conversion of the First and Second Rights. The 850,000 Second Rights were converted to an equivalent number of BACs on January 6, 1994.

NOTE 3. Inventories
        -----------

       The major components of inventories are as follows (in thousands):


                          June 30, 1994  December 31, 1993
                          -------------  -----------------

       Raw Materials           $22,604            $21,571
       Service Parts            30,914             23,379
       Finished Goods           25,565              7,107
                               -------            -------
                               $79,083            $52,057
                               =======            =======

NOTE 4. Financing Agreement
        -------------------

       Effective March 31, 1994, Polaris Industries L.P., a Delaware limited partnership (the "Operating Partnership"), entered into an unsecured bank line of credit arrangement to meet seasonal short-term financing needs with a maximum available of $40,000,000. Interest is charged at the prime interest rate, CD-based or LIBOR-based rates and the agreement expires March 31, 1995. The Operating Partnership holds substantially all net assets of the Partnership and has agreed to certain limitations on distributions to the Partnership.

NOTE 5. Distribution Payable
        --------------------

       On May 23, 1994, the General Partner declared a regular quarterly distribution of $0.63 per BAC to holders of record on June 15, 1994 and payable on or about August 15, 1994. This distribution will total approximately $12,736,000.

                        Polaris Industries Partners L.P.
Notes to Financial Statements
Page 3 of 4


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

       In 1990, the Canadian income tax authorities proposed certain adjustments, principally relating to the original purchase price allocation to the Partnership's Canadian subsidiary and transfer pricing matters, for additional income taxes payable by the Partnership's Canadian subsidiary for 1987 and 1988. The resolution of these proposed adjustments may also affect the Partnership's Canadian income tax expense for years subsequent to 1988. The Partnership has been informed of Revenue Canada's intent to initiate audits of the tax years 1989 through 1992. Management intends to vigorously contest a substantial amount of the proposed adjustments, and the ultimate liability, if any, cannot be reasonably estimated. Management does not believe that the outcome of this matter will have a materially adverse impact on the financial position or continuing operations of the Partnership.

NOTE 7. Litigation
        ----------

       EIP Capital Corporation (the Managing General Partner), its president and two of its directors are among the defendants in a lawsuit filed on March 5, 1993 by a minority shareholder of the Managing General Partner which seeks the replacement of these two directors and monetary damages of unspecified amounts from the defendants. The lawsuit charges that these two directors appropriated control and money, and that certain of the defendants breached their fiduciary duties to the plaintiff in connection with the original limited partnership offering. The Managing General Partner believes the allegations are without merit and intends to vigorously contest them. Claims in the litigation involve only rights among holders in interest in the Managing General Partner.

                        Polaris Industries Partners L.P.
Notes to Financial Statements
Page 4 of 4


NOTE 8. Litigation (cont'd)
        ----------

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

                                     Item 2
                                     ------

                        POLARIS INDUSTRIES PARTNERS L.P.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion pertains to the results of operations and financial position of Polaris Industries Partners L.P., a Delaware limited partnership (the "Company" or the "Partnership"), for the quarters and six-month periods ended June 30, 1994 and 1993. Due to the seasonal nature of the snowmobile, all-terrain vehicle (ATV), and personal watercraft (PWC) business, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Results of Operations
- ---------------------

Historically, production and shipments during the second quarter of each year have been devoted primarily to snowmobiles. However, with the introduction of the PWC in 1992, together with the continued growth of the ATV product line, snowmobiles comprised just 25% of all finished goods unit shipments during the second quarter of 1994, as compared to 57% for the second quarter of 1993.

ATV unit sales volume increased 155% over the prior year second quarter, while PWC unit sales volume increased 274%. To allow for this increased production of ATVs and PWC, the start of snowmobile production was delayed in 1994 compared to 1993, causing the second quarter unit sales volume of snowmobiles to decrease by 29%. For the year-to-date period ended June 30, 1994, these increases in demand resulted in an overall 42% increase in finished goods shipments compared to 1993.

These factors are the principal cause for the $69.6 million increase in sales for the second quarter of 1994 to $180.9 million. This represents a 63% increase in sales over the $111.2 million recorded in the second quarter of 1993. Sales for the year-to-date period ended June 30, 1994 of $326.4 million represent a 49% increase over the prior year-to-date period.

The gross margin percentage decreased to 20.5% for the second quarter and 20.9% for the year-to-date period ended June 30, 1994 compared to 25.5% and 24.8% for the comparable periods in 1993. These decreases in gross margin percentages are primarily a result of the following: (a) the change in product mix in the first half of 1994 since sales of ATVs and PWC generate lower gross margins than snowmobiles; and (b) continued increases in raw material purchase prices for certain component parts because of the weakening of the U.S. dollar in relation to the Japanese yen.

POLARIS INDUSTRIES PARTNERS L.P.
Management's Discussion and Analysis of
Financial Condition and Results of
Operations (cont'd)

Operating expenses increased $4.9 million during the second quarter and $8.0 million for the six-month period as a result of the sales volume increase, but as a percentage of sales, decreased to 14.0% for the second quarter and 14.3% for the six-month period ended June 30, 1994 compared to 18.4% and 17.8% for the comparable periods of 1993. Non-operating expenses of $1.1 million for the second quarter 1994 and $2.4 million for the year-to-date period are relatively consistent with those of the prior year periods.

Management currently anticipates that total year 1994 unit production and sales for each of snowmobiles, ATVs, and PWC will increase appreciably over 1993 levels. Management currently believes that its operating results for the full year 1994 also will be appreciably better than those of 1993, although there can be no assurance in this regard. Moreover, certain quarter-to-quarter results may not be comparable because of anticipated differences in the product mix and shipment dates.

Cash Distributions
- ------------------

On May 23, 1994 EIP Associates L.P., a Delaware limited partnership (the "General Partner"), declared a regular quarterly distribution to BAC holders of $0.63 per unit totaling $12.7 million. At June 30, 1994 the cumulative cash distributions declared continue to exceed a 15% return on the original $10 per unit investment as adjusted for the split. As provided for in the Partnership Agreement, cash distributions have been, and will continue to be, allocated 79.2% to limited partners and 20.8% to the General Partner as long as such distributions cumulatively exceed a 15% return on a quarterly basis.

Liquidity and Capital Resources
- -------------------------------

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. At June 30, 1994 the Operating Partnership had no short-term debt and had utilized its bank line to the extent of letters of credit outstanding of $7.1 million related to purchase obligations for raw materials.

Effective March 31, 1994, the Operating Partnership entered into a $40 million unsecured bank line of credit arrangement with interest charged at the prime interest rate, CD-based or LIBOR-based rates, expiring March 31, 1995. The Operating Partnership has agreed to certain limitations on distributions from the Operating Partnership to the Partnership in certain circumstances.

Management believes that existing cash balances, cash flow to be generated from operating activities and available borrowing capacity will be sufficient to fund operations, regular quarterly distributions and capital requirements for the balance of 1994. At this time, management is not aware of any factors that would have a materially adverse impact on cash flows beyond 1994.

                        POLARIS INDUSTRIES PARTNERS L.P.


PART II.  OTHER INFORMATION
- ---------------------------

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


                                       POLARIS INDUSTRIES PARTNERS L.P.
                                          (Registrant)


                                 By EIP ASSOCIATES L.P.,
                                     General Partner


                                 By EIP CAPITAL CORPORATION,
                                     General Partner


Date:  August 9, 1994            By:   /s/Victor K. Atkins, Jr.
                                      -------------------------
                                       Victor K. Atkins, Jr.,
                                       President (Chief Executive
                                        Officer), Secretary,
                                        Treasurer (Principal
                                        Financial Officer and
                                        Chief Accounting Officer)