Form 10-Q
period 1994-09-30
POLARIS INDUSTRIES PARTNERS L P
filed 1994-11-14
CIK 816951

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549
                             _____________

                               FORM 10-Q
(Mark One)
 __
| X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1994

                                  OR
 __
|__| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission File Number                1-9653

                   Polaris Industries Partners L.P.


       (Exact name of registrant as specified in its charter)

           Delaware                              11-2871657
 (State or other jurisdiction                 (IRS Employer
  of incorporation or organization)           Identification No.)

 1225 Highway 169 North, Minneapolis, MN            55441
 (Address of principal executive offices)         (Zip Code)

                         (612) 542-0500
       (Registrant's telephone number, including area code)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                       No

                   POLARIS INDUSTRIES PARTNERS L.P.


                           Table of Contents


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

    Results of Operations                                  Pg. 11
    Cash Distributions                                     Pg. 12
    Liquidity and Capital Resources                        Pg. 13



Part II.  OTHER INFORMATION                                Pg. 15

  Item 1 - Legal Proceedings
  Item 2 - Changes in Securities
  Item 3 - Defaults upon Senior Securities
  Item 4 - Submission of Matters to a Vote of Security Holders
  Item 5 - Other Information
  Item 6 - Exhibits and Reports on Form 8-K


SIGNATURE PAGE                                             Pg. 16

POLARIS INDUSTRIES PARTNERS L.P.

Part I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements

                   POLARIS INDUSTRIES PARTNERS L.P.
                            BALANCE SHEETS
                            (IN THOUSANDS)
                                               (UNAUDITED)
                                                9/30/94     12/31/93
    ASSETS:
Cash and Cash Equivalents                      $ 53,733     $ 33,798
Trade Receivables                                42,114       21,340
Inventories                                      78,645       52,057
Prepaid Expenses and Other                        3,951        2,553

    Total Current Assets                        178,443      109,748

Property and Equipment, net of Accumulated
 Depreciation of $37,970 and $27,486             45,703       39,731

Cost in Excess of Net Assets of Business
 Acquired, net of Amortization of
 $5,534 and $4,968                               25,144       25,710
Dealer Network, net of Amortization
 of $44,000 and $39,811                               0        4,189
Other Intangible Assets, net of
 Amortization of $2,394 and $2,311                1,087        1,170

    Total Intangible Assets                      26,231       31,069

      TOTAL ASSETS                             $250,377     $180,548

    LIABILITIES AND PARTNERS' CAPITAL:
Note Payable to Bank                           $      0     $      0
Accounts Payable                                 65,500       36,122
Distributions Payable                            12,735       11,851
Accrued Expenses                                 71,164       50,082

    Total Current Liabilities                   149,399       98,055

Partners' Capital:
  General Partner                                (4,817)      (7,397)
  Limited Partners:
    BACs                                         97,016       81,069
  First Rights:
    Assigned Capital Value                        8,779        8,821
    Deferred Compensation                             0            0

    Total Partners' Capital                     100,978       82,493

      TOTAL LIABILITIES AND CAPITAL            $250,377     $180,548

                   SEE NOTES TO FINANCIAL STATEMENTS


                               POLARIS INDUSTRIES PARTNERS L.P.
                                    STATEMENTS OF OPERATIONS
                             (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                           UNAUDITED
                                      3RD QTR     YEAR TO    3RD QTR     YEAR TO
                                       ENDED       DATE       ENDED       DATE
                                      9/30/94     9/30/94    9/30/93     9/30/93

Sales                                 $258,370    $584,725   $166,803    $385,153
Cost of Sales                          184,992     443,093    118,207     282,420

  GROSS PROFIT                          73,378     141,632     48,596     102,733

Operating Expenses                      39,006      85,786     27,066      65,867

  OPERATING INCOME                      34,372      55,846     21,530      36,866

Non-operating Expense
  (Income), net                           (485)       (772)       712         878


  INCOME BEFORE INCOME TAXES            34,857      56,618     20,818      35,988

Income Taxes                             3,354       6,007      2,056       4,546

  NET INCOME                          $ 31,503    $ 50,611   $ 18,762    $ 31,442


Allocation of Net Income to:
  General Partner                     $  6,553    $ 10,527   $  3,902    $  6,540
  Limited Partners                      24,950      40,084     14,860      24,902

Net Income per Unit Data:
  Net Income per Unit                    $1.53       $2.46      $0.92       $1.54
  Weighted Average Number of BACs
    and BAC equivalents                 16,315      16,315     16,125      16,125

Cash Distributions Declared per Unit     $0.63       $1.89      $0.63       $1.88

                               SEE NOTES TO FINANCIAL STATEMENTS


                                  POLARIS INDUSTRIES PARTNERS L.P.
                                      STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                              UNAUDITED

                                                               YEAR TO         YEAR TO
                                                               DATE            DATE
                                                               9/30/94         9/30/93
CASH FLOW FROM (USED IN) OPERATING ACTIVITIES:
  Net income                                                   $50,611         $31,442
  Adjustments to reconcile net income to
   cash flow from operating activities:
     Depreciation                                               14,572           9,034
     Amortization                                                4,838           5,378
     First Rights Compensation                                   6,140           5,029
                                                                76,161          50,883
     Changes in current operating items -
       Trade Receivables                                       (20,774)        (17,307)
       Inventories                                             (26,588)        (21,986)
       Accounts payable                                         29,378          20,289
       Others, net                                              19,624          11,237

         Cash flow from (used in) operating activities          77,801          43,116

CASH FLOW FROM (USED FOR) INVESTING ACTIVITIES:
  Purchase of property and equipment                           (20,544)        (13,055)

         Cash flow from (used for) investing activities        (20,544)        (13,055)

CASH FLOW FROM (USED FOR) FINANCING ACTIVITIES:
  Note payable to bank                                               0               0
  Cash distributions to partners                               (37,322)        (34,641)

         Cash flow from (used for) financing activities        (37,322)        (34,641)

         Increase (Decrease) in cash and cash equivalents       19,935          (4,580)

Cash and cash equivalents at beginning of period                33,798          19,094

Cash and cash equivalents at end of period                     $53,733         $14,514

                                  SEE NOTES TO FINANCIAL STATEMENTS


                                  POLARIS INDUSTRIES PARTNERS L.P.
                              STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             FROM JANUARY 1, 1994 TO SEPTEMBER 30, 1994
                                (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                              UNAUDITED




                                                    Limited Partners' Interest
                                                           First Rights         Total
                                 General                                       Limited
                                Partners'              Assigned   Deferred    Partners'
                                Interest     BACs      Cap.Value     Comp.    Interest    Total

Balance, December 31, 1993      ($7,397)   $81,069      $8,821        $0      $ 89,890   $ 82,493

First Rights conversion
 to BACs                                     6,122      (6,182)                    (60)       (60)

First Rights grants and
 amortization                                            6,140          0        6,140      6,140

Net income for the period        10,527     40,084                              40,084     50,611

Cash distributions declared
 at $1.89 per unit               (7,947)   (30,259)          0          0      (30,259)   (38,206)

Balance, September 30, 1994     ($4,817)   $97,016     $ 8,779         $0     $105,795   $100,978

Less General Partners' negative
 account balance                                                               (4,817)

Amount available to the Limited
 Partners' interests                                                          $100,978





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

NOTE 2.    Cash Distributions and Allocation of Profits and
           Losses

     Cash distributions from operations:

Cash distributions from operations are determined at the discretion of EIP Associates L.P., a Delaware limited partnership (the "General Partner"), and are allocated 79.2% to the limited partners and 20.8% to the General Partner.

Allocation of profits and losses:

Polaris Industries Partners L.P., a Delaware limited partnership (the "Partnership"), allocates income to the General and limited partners in proportion to the cash distributions to them. Since the General Partner has received a 20.8% share of the cash distributions for each period presented, 20.8% of the income has been allocated to the General Partner in each period. Management anticipates the limited partners will continue to be allocated a 79.2% share of net income for the remainder of 1994 because the General Partner will continue to receive a 20.8% share of planned distributions in 1994.

Net income per unit:

Net income per unit (which differs from taxable income) is calculated based on the weighted average number of BACs and BAC equivalents outstanding during each period. Effective with the cash distributions declared on February 27, 1992, 850,000 Second Rights became BAC equivalents. BAC equivalents represent the number of BACs issuable upon conversion of the First and Second Rights.

NOTE 3.    Inventories

The major components of inventories are as follows (in thousands):

                    September 30, 1994     December 31, 1993

Raw Materials           $26,648                  $21,571

Service Parts            28,319                   23,379

Finished Goods           23,678                    7,107
                        $78,645                  $52,057


4.    Financing Agreement

Effective March 31, 1994, Polaris Industries L.P., a Delaware limited partnership (the "Operating Partnership"), entered into an unsecured bank line of credit arrangement to meet seasonal short-term financing needs with a maximum available of $40 million. Interest is charged at the prime interest rate, or C.D.-based or LIBOR-based rates, and the agreement expires May 1, 1995. The Operating Partnership holds substantially all net assets of the Partnership and has agreed to certain limitations on distributions to Partners.

5.    Distribution Payable

On August 25, 1994, the General Partner declared a regular quarterly distribution of $0.63 per BAC to holders of record on September 15, 1994 and payable on or about November 15, 1994. This distribution will total approximately
$12,735,000.

6.    Commitments and Contingencies

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

7.    Litigation

In August, 1994, EIP Capital Corporation (the "Managing
General Partner"), its president, and two of its directors settled a lawsuit filed by a minority shareholder of the Managing General Partner, with no resulting impact on the Partnership's financial statements.

8.    Conversion to Corporate Form

On September 30, 1994, the Partnership announced that it had filed a preliminary Proxy Statement/Prospectus with the Securities and Exchange Commission relating to its plans to convert from its current limited partnership structure to a taxable C Corporation structure. The conversion calls for each BAC to be exchanged tax-free for one share of common stock of the new corporation, Polaris Industries Inc. If the conversion is effected, (i) Polaris Industries Inc. will, directly and indirectly, own 100% of the Partnership and will continue to conduct the business and operations of the Operating Partnership, and (ii) BAC holders (including affiliates of the General Partner) and holders of First Rights previously granted will receive, in exchange for their BACs and upon exercise of such First Rights, as the case may be, 88.6% of the common stock of Polaris Industries Inc., and affiliates of the General Partner will receive, in exchange for their interest in the General Partner and its affiliates, the remaining 11.4% of the common stock of Polaris Industries Inc., after giving effect to the exercise of such First Rights. The Proxy Statement/Prospectus details that senior operating management of the Operating Partnership intends, upon conversion, to recommend that Polaris Industries Inc.'s board of directors pay a combination of regular dividends of $0.60 per share per year, plus three special distributions of $1.92 per share over each of the last three quarters of 1995 (to the extent not previously distributed by the Partnership prior to the conversion). These anticipated dividends are subject to certain legal and contractual requirements and the financial requirements of the business. The Partnership's proposed conversion to corporate form is subject to receipt of appropriate tax opinions, receipt of regulatory approvals, and the approval of BAC holders.

Item 2                 POLARIS INDUSTRIES PARTNERS L.P.
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion pertains to the results of operations and financial position of Polaris Industries Partners L.P., a Delaware limited partnership (the "Company" or the "Partnership"), for the quarters and nine-month periods ended September 30, 1994 and 1993. Due to the seasonal nature of some of the products, and to certain changes in production and shipping cycles, results of such periods are not necessarily indicative of the results to be expected for the complete year.

Results of Operations

Sales for the third quarter ended September 30, 1994 were $258.4 million, representing a 55% increase over the $166.8 million of sales for the same period in 1993. Total finished goods shipments for the third quarter 1994 have increased 44% over the third quarter of 1993. Snowmobile unit sales volume increased 41% during the third quarter of 1994, while ATV unit sales volume increased 49% over the prior year third quarter. Very little PWC production and sales occur in the third quarter period.

Sales for the nine months ended September 30, 1994 increased to $584.7 million, representing a 52% increase over the $385.2 million of sales for the same period in 1993. Total finished goods shipments for the 1994 period have increased 43% over the same period in 1993. The Partnership's increase in sales in the 1994 period is primarily attributable to the broadening of the three product lines and the continued popularity of all Polaris products. Additional factors include the growth of the worldwide snowmobile market, the continuing favorable U.S. economy and an aggressive pricing strategy.

Snowmobile unit sales volume increased 16% during the nine month
1994 period, primarily because of continued growth in sales of the high performance, lightweight XLT model.

ATV unit sales volume increased 45% during the nine month 1994 period, primarily because of the continued growth in the utility and sports-enthusiasts' markets and the addition of a dedicated ATV production line with corresponding improvement in product availability at the dealer level.

PWC unit sales volume increased 160% during the nine month 1994 period, primarily because of the fast growth in the PWC market and due to the introduction of models aimed at both the family and sports rider market segments.

The average sales price per unit in the nine month 1994 period increased over the comparable period in 1993 by 3% for snowmobiles, 11% for ATVs and 3% for PWC, principally through the introduction and sale of more high-performance models that have a higher selling price than economy models.

The gross margin percentage decreased to 28.4% for the third quarter and 24.2% for the nine month period ended September 30, 1994 compared to 29.1% and 26.7% for the comparable periods in 1993. These decreases in gross margin percentages are primarily the result of the following: (a) the change in product mix towards a greater percentage of sales from ATVs and PWC, which generate lower gross margins than snowmobiles; (b) increases in raw material cost of certain component parts because of the weakening of the U.S. dollar in relation to the Japanese yen; and
(c) strengthening of the U.S. dollar in relation to the Canadian dollar, which results in lower gross margins from the Partnership's Canadian subsidiary operation.

Operating expenses increased over the comparable 1993 period by $11.9 million during the third quarter and $19.9 million for the nine-month period of 1994 as a result of the sales volume increase, but as a percentage of sales, decreased to 15.1% for the third quarter and 14.7% for the nine-month period ended September 30, 1994, compared to 16.2% and 17.1% for the comparable periods of 1993. These percentage decreases are due primarily to the Partnership's ability to support an increasing level of sales without a ratable increase in operating expenses, principally personnel.

The change in non-operating expense (income) for the third quarter and nine-month period of 1994 is primarily attributable to investment income generated by higher cash and cash equivalent balances during the 1994 period compared to the 1993 period.

Income tax expense increased over the comparable 1993 period by $1.3 million during the third quarter and $1.5 million for the nine-month period of 1994. These increases are attributable primarily to additional reserves established related to the Canadian income tax examination in process.

Cash Distributions

On August 25, 1994 the Partnership declared a regular quarterly distribution to BAC holders of $0.63 per unit totaling $12.7 million. At September 30, 1994 the cumulative cash distributions declared continued to exceed a 15% annual return on the original $10 per unit investment as adjusted for the two-for-one split effective August 18, 1993. As provided for in the Partnership

Agreement, cash distributions have been, and will continue to be, allocated 79.2% to limited partners and 20.8% to the general partner as long as such distributions cumulatively exceed a 15% annual return.

The Partnership has no present intention of increasing cash distributions even if its taxable income increases. As in prior years, BAC holders will be required to report and pay tax on their share of the Partnership's taxable income. In view of the Partnership's recent strong performance, its taxable income currently is expected to exceed, by a substantial amount, the amount of cash distributions. Increases in taxable income are likely to correspond to increases in book income of the Partnership which, for the nine month period ended September 30, 1994 increased by over 50% compared to the same period in 1993. The disparity between taxable income and cash distributions is expected to increase for the foreseeable future, and will be greater for those BAC holders that have held BACs for longer periods of time and purchased their BACs at lower prices.

Liquidity and Capital Resources

The Partnership's primary sources of funds have been cash provided by operating activities, a seasonal line of credit and a dealer financing program provided by third parties. The
Partnership's primary uses of funds have been for distributions to partners, capital investments and for new product development.

During the nine months ended September 30, 1994, the Partnership generated net cash from operating activities of $77.8 million, which was utilized to fund distributions of $37.3 million and cash capital expenditures of $20.5 million. At September 30, 1994, cash and cash equivalents totaled $53.7 million, an increase of $19.9 million from December 31, 1993. Working capital totaled $29.0 million at September 30, 1994, an increase of $17.3 million from December 31, 1993.

The seasonality of production and shipments causes working capital requirements to fluctuate during the year. The Operating Partnership has a $40 million unsecured bank line of credit arrangement expiring May 1, 1995, with interest charged at the prime interest rate, CD-based or LIBOR-based rates. In connection with this arrangement, the Operating Partnership has agreed to certain limitations on distributions from the Operating Partnership to the Partnership in certain circumstances. At September 30, 1994, the Operating Partnership had no short-term debt under this line of credit and had utilized its bank line to the extent of letters of credit outstanding of $17.5 million related to purchase obligations for raw materials.

The proposed conversion of the Partnership to corporate form will significantly impact future liquidity and capital resources, as a result of (a) the proposed plan to make special distributions aggregating approximately $104.9 million ($5.76 per share) to be paid in three equal installments during each of the last three quarters of 1995, (b) the proposed plan to pay regular quarterly dividends of $0.15 per share, or approximately $10.9 million per year, (c) the Partnership's incurrence of approximately $11 million in expenses in connection with the proposed conversion, and (d) the successor Corporation's payment of corporate federal, state and certain foreign income taxes on current earnings, which taxes are estimated to be approximately 36% of pre-tax income.
It is anticipated that a total of approximately $70 million in debt will be incurred in the third and fourth quarters of 1995 to finance the special distributions. As a result, the successor Corporation will be required to obtain financing in addition to the Partnership's current bank line of credit. Management believes that requisite financing can be obtained on acceptable terms.

At this time, management is not aware of any other factors that would have a materially adverse impact on cash flows beyond 1994.

PART II.  OTHER INFORMATION

   Item 1 - Legal Proceedings

       See the Company's current reports on Form 8-K dated as of August 31, 1994 and October 14, 1994.

   Item 2 - Changes in Securities
       None.


   Item 3 - Defaults upon Senior Securities
       None.

   Item 4 - Submission of Matters to a Vote of Security Holders

       On September 30, 1994 the Partnership filed a preliminary
Proxy Statement/Prospectus with the Securities and Exchange
Commission relating to its plans to convert from its current limited partnership structure to a taxable C corporation structure.

   Item 5 - Other Information
       None.

   Item 6 - Exhibits and Reports on Form 8-K

       (a)  Exhibits

            11 - Computation of Net Income Per Unit.

       (b)  Reports on Form 8-K

           The Partnership filed a current report on Form 8-K on August 31, 1994, with respect to Item 5 (Other Events) and Item 7(c) (Exhibits). The Partnership also filed a current report on Form 8-K on October 14, 1994 with respect to Item 5 (Other Events) and
           Item 7(c) (Exhibits).

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


                               POLARIS INDUSTRIES PARTNERS L.P.
                                   (Registrant)


                               By EIP ASSOCIATES L.P.,
                                  General Partner


                               By EIP CAPITAL CORPORATION,
                                  General Partner


Date:  November 14, 1994        By:   /s/Victor K. Atkins, Jr.
                                    Victor K. Atkins, Jr.,
                                    President (Chief Executive
                                     Officer), Secretary,
                                     Treasurer (Principal
                                     Financial Officer and
                                     Chief Accounting Officer)

EXHIBIT 11



                             POLARIS INDUSTRIES PARTNERS L.P.
                             COMPUTATION OF NET INCOME PER UNIT
                                         UNAUDITED


                                    QUARTER ENDED                 YEAR-TO-DATE
                                9/30/94       9/30/93         9/30/94       9/30/93

Total net income for period   $31,503,000   $18,762,000     $50,611,000   $31,442,000

Allocated to:

 General Partner              $ 6,552,000   $ 3,902,000     $10,526,000   $ 6,540,000

 Limited Partners             $24,951,000   $14,860,000     $40,085,000   $24,902,000

Average A-BACs                 16,010,000    14,898,000      15,965,000    14,898,000

Average First Rights              305,000       377,000         350,000       377,000

Average Second Rights                   0       850,000               0       850,000

 Total BACs and equivalents    16,315,000    16,125,000      16,315,000    16,125,000

Income per unit:                    $1.53         $0.92           $2.46         $1.54