Form 10-Q/A
period 1994-09-30
POLARIS INDUSTRIES PARTNERS L P
filed 1994-12-29
CIK 816951

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549
                             _____________

                              FORM 10-Q/A

                            Amendment No. 1

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

               Yes   X                       No

                           Table of Contents

Statement of Amendment                                 Pg. 3


Part II.  OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K         Pg. 4

SIGNATURE PAGE                                         Pg. 5

                                PART II

Item 6.   Exhibits and Reports on Form 8-K

Item 6 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1994 (the "Report") is hereby amended to add thereto Exhibit 27, which was omitted from the Report in error.
In accordance with the rules of the Securities and Exchange Commission, Item 6 is hereby restated in full and Exhibit 27 is added to the Report. No other change in the Report is being effected hereby.


                   POLARIS INDUSTRIES PARTNERS L.P.



Part II.  OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits
           11   -   Computation of Net Income Per Unit.
           27   -   Financial Data Schedule

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


                              POLARIS INDUSTRIES PARTNERS L.P.
                                  (Registrant)


                              By POLARIS INDUSTRIES INC.,
                                 General Partner


Date:  December 29, 1994         By: /s/ John H. Grunwald

                                      John H. Grunewald,
                                      Executive Vice President,
                                      Chief Financial Officer
                                      and Secretary (Principal
                                      Financial and Accounting
                                      Officer)

EXHIBIT 27

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE BALANCE SHEET OF POLARIS INDUSTRIES PARTNERS L.P. AS OF SEPTEMBER 30, 1994, AND THE RELATED STATEMENTS OF OPERATIONS, PARTNERS' CAPITAL AND CASH FLOWS FOR THE YEAR-TO-DATE PERIOD ENDED SEPTEMBER 30, 1994, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

                                                  Amount (in
                                                  thousands,
                                                  except per unit
Item Number     Item Description                  information)

5-02(1)         Cash and cash items               $ 53,733
5-02(2)         Marketable securities                    0
5-02(3)(a)(1)   Notes and accounts receivable-      42,114
                 trade
5-02(4)         Allowances for doubtful accounts       0
5-02(6)         Inventory                           78,645
5-02(9)         Total current assets               178,443
5-02(13)        Property, plant, and equipment      83,673
5-02(14)        Accumulated depreciation            37,970
5-02(18)        Total assets                       250,377
5-02(21)        Total current liabilities          149,399
5-02(22)        Bonds, mortgages, and similar
                 debt                                    0
5-02(28)        Preferred stock - mandatory
                 redemption                              0
5-02(29)        Preferred stock - no mandatory
                 redemption                              0
5-02(30)        Common stock                             0
5-02(31)        Other stockholder's equity         100,978
5-02(32)        Total liabilities and stock-
                 holders' equity                   250,377
5-03(b)1(a)     Net sales of tangible products     584,725
5-03(b)1        Total revenues                     584,725
5-03(b)2(a)     Cost of tangible goods sold        443,093
5-03(b)2        Total costs and expenses
                 applicable to sales and
                 revenues                          443,093
5-03(b)3        Other costs and expenses            85,786
5-03(b)5        Provision for doubtful accounts
                 and notes                               0
5-03(b)(8)      Interest and amortization of debt
                 discount                                0
5-03(b)(10)     Income before taxes and other
                 items                              56,618
5-03(b)(11)     Income tax expense                   6,007
5-03(b)(14)     Income/loss continuing
                 operations                         50,611
5-03(b)(15)     Discontinued operations                  0
5-03(b)(17)     Extraordinary items                      0
5-03(b)(18)     Cumulative effect - changes in
                 accounting principles                   0
5-03(b)(19)     Net income or loss                  50,611
5-03(b)(20)     Earnings per share - primary          2.46
5-03(b)(20)     Earnings per share - fully diluted    2.46