Form 10-Q/A
period 1994-09-30
POLARIS INDUSTRIES PARTNERS L P
filed 1995-02-09
CIK 816951

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.  20549

                                -----------------

                                   FORM 10-Q/A

                                 AMENDMENT NO. 2

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994
                              ------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ___________________


Commission File Number 1-9653
                       ------

                        Polaris Industries Partners L.P.
- - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                               11-2871657
- - - --------------------------------------------------------------------------------
           (State or other jurisdiction                    (IRS Employer
         of incorporation or organization)              Identification No.)

      1225 Highway 169 North, Minneapolis, MN                  55441
- - - --------------------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)

                                 (612) 542-0500
- - - --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                   POLARIS INDUSTRIES PARTNERS L.P.
                                        (Registrant)

                                   By POLARIS INDUSTRIES PARTNERS INC.,
                                        General Partner


Date:  February 9, 1995                 By:  /s/ JOHN H. GRUNEWALD
                                             ---------------------
                                             John H. Grunewald,
                                             Executive Vice President,
                                             Chief Financial Officer
                                             and Secretary (Principal
                                             Financial and Accounting
                                             Officer)